Form 10-K
period 2023-12-31
COMM 2019-GC44 Mortgage Trust
filed 2024-03-13
CIK 1792157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the USAA Office Portfolio Mortgage Loan, the Legends at Village West Mortgage Loan, the Wind Creek Leased Fee Mortgage Loan and the Millennium Park Plaza Mortgage Loan, the special servicer of the Legends at Village West Mortgage Loan prior to May 5, 2023 and the primary servicer and special servicer of the 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, The Essex Site 2 Mortgage Loan, the Legends at Village West Mortgage Loan, the Century Plaza Towers Mortgage Loan, the 225 Bush Mortgage Loan, the Midtown Center Mortgage Loan and the Wind Creek Leased Fee Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

CWCapital Asset Management LLC is the special servicer of the Century Plaza Towers Mortgage Loan, the 180 Water Mortgage Loan and the Midtown Center Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

With respect to the pari passu loan combinations that include the Wind Creek Leased Fee Mortgage Loan and the Legends at Village West Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Wind Creek Leased Fee Mortgage Loan and K-Star Asset Management LLC as special servicer of the Legends at Village West Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Wind Creek Leased Fee Mortgage Loan and K-Star Asset Management LLC as special servicer of the Legends at Village West Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

4.7           Co-Lender Agreement, dated as of October 21, 2019, by and between Deutsche Bank AG, New York Branch, as an Initial Note A Holder, Wells Fargo Bank, National Association, as an Initial Note A Holder, Morgan Stanley Bank, National Association, as an Initial Note A Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, Morgan Stanley Bank, National Association, as Initial Note B-2 Holder and Wells Fargo Bank, National Association,  as Initial Note B-3 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

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

4.18         Agreement Between Noteholders, dated as of November 12, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

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

33.57       LNR Partners, LLC, as Special Servicer of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Legends at Village West Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.82       K-Star Asset Management LLC, as Special Servicer of the Legends at Village West Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

34.57       LNR Partners, LLC, as Special Servicer of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Legends at Village West Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.82       K-Star Asset Management LLC, as Special Servicer of the Legends at Village West Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

35.22       LNR Partners, LLC, as Special Servicer of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

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

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Legends at Village West Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.31       K-Star Asset Management LLC, as Special Servicer of the Legends at Village West Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 13, 2024