Form 10-K
period 2025-12-31
COMM 2019-GC44 Mortgage Trust
filed 2026-03-23
CIK 1792157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan, which constituted approximately 4.9% and 3.4%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 225 Bush Mortgage Loan, five other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to The Essex Site 2 Mortgage Loan, three other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2019-B14 Mortgage Trust transaction, Commission File Number 333-226123-05 (the “Benchmark 2019-B14 Transaction”). These loan combinations, including the 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B14 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K. The Legends at Village West Mortgage Loan, previously an asset of the issuing entity being serviced under the pooling and servicing agreement for the Benchmark 2019-B14 Transaction, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the USAA Office Portfolio Mortgage Loan, the Wind Creek Leased Fee Mortgage Loan and the Millennium Park Plaza Mortgage Loan, the primary servicer of the 225 Bush Mortgage Loan, the special servicer of the 225 Bush Mortgage Loan prior to June 17, 2025 and the primary servicer and special servicer of The Essex Site 2 Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Century Plaza Towers Mortgage Loan and the Midtown Center Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer of the Century Plaza Towers Mortgage Loan and the Midtown Center Mortgage Loan, which constituted approximately 7.3% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Century Plaza Towers Mortgage Loan and the Midtown Center Mortgage Loan from  March 1, 2025 to December 31, 2025. As a result, it is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, The Essex Site 2 Mortgage Loan, the Century Plaza Towers Mortgage Loan, the 225 Bush Mortgage Loan, the Midtown Center Mortgage Loan and the Wind Creek Leased Fee Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the 180 Water Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the Elston Retail Collection Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, the 225 Bush Mortgage Loan, the Essex Site 2 Mortgage Loan and the Wind Creek Leased Fee Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Benchmark 2019-B14 Transaction and the pooling and servicing agreement for the Benchmark 2019-B13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 180 Water Mortgage Loan, The Shoppes at Blackstone Valley Mortgage Loan, the Elston Retail Collection Mortgage Loan, the PCI Pharma Portfolio Mortgage Loan, the Broadcasting Square Mortgage Loan, the Cobb Place Mortgage Loan, the 225 Bush Mortgage Loan, the Essex Site 2 Mortgage Loan and the Wind Creek Leased Fee Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the Midtown Center Mortgage Loan and the Century Plaza Towers Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Wind Creek Leased Fee Mortgage Loan, the Midtown Center Mortgage Loan, the Century Plaza Towers Mortgage Loan, the 225 Bush Mortgage Loan, the USAA Office Portfolio Mortgage Loan, the Millennium Park Plaza Mortgage Loan and The Essex Site 2 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Wind Creek Leased Fee Mortgage Loan and the 225 Bush Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the 225 Bush Mortgage Loan on and after June 17, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Wind Creek Leased Fee Mortgage Loan and K-Star Asset Management LLC as special servicer of the 225 Bush Mortgage Loan on and after June 17, 2025, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of Trimont LLC is the primary servicer of the Century Plaza Towers Mortgage Loan and the Midtown Center Mortgage Loan on and after March 1, 2025 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer.

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

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Oral argument on the parties’ summary judgment motions were heard on October 22, 2024. . On January 13, 2026, the court denied plaintiff’s motion for summary judgment and granted, in part, and denied, in part, the motion filed by CWCI and CWCAM. Specifically, the court dismissed the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. With respect to CWCI, the court dismissed two counts against CWCI in their entirety and dismissed portions of one count against CWCI. The only three counts that survived and remain in the case are against CWCI. The court severed the dismissed claims from the surviving claims. On January 22, 2026, CWCI and CWCAM submitted an order to the court, requesting that it direct the clerk’s office to enter judgment on the dismissed claims and that CWCAM be dismissed as a defendant from the action. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith.

On January 13, 2025, in the Supreme Court of the State of New York, ROC Debt Strategies II Bond Investments LLC (“Bridge Investment Group or “Bridge”), as Directing Certificateholder (“DCH”) filed suit against CWCapital Asset Management LLC (“CWCAM”), alleging breach of the subject Pooling and Servicing Agreement (“PSA”) and violation of the Servicing Standard while acting as special servicer for the FREMF 2016-KS06 pool. It is alleged that CWCAM was negligent in the servicing of a portfolio of 9 loans (the “Ranger Portfolio”) that were in special servicing starting in 2022. The suit demands unspecified compensatory damages and a Declaratory Judgment that CWCAM is not entitled to indemnification or payment for expenses from the Trust under the PSA. CWCAM disagrees vehemently with these allegations and a Motion to Dismiss was filed by CWCAM on March 14, 2025. The motion has been fully briefed and a hearing was held on August 25, 2025 While that motion was pending, the parties reached a business resolution and by stipulation the lawsuit was dismissed with prejudice on January 22, 2026.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 225 Bush Mortgage Loan and The Essex Site 2 Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2019-B14 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2019-B14 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2019-B14 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.10         Amended and Restated Agreement Between Noteholders, dated as of November 8, 2019, by and among Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Citigroup Commercial Mortgage Trust 2019-GC41, Commercial Mortgage Pass-Through Certificates, Series 2019-GC41, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee, for the benefit of the Registered Holders of GS Mortgage Securities Trust 2019-GC42, Commercial Mortgage Pass-Through Certificates, Series 2019-GC42, as Note A-2 Holder and Goldman Sachs Bank USA, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of November 12, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 31, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.13         Agreement Between Noteholders, dated as of November 1, 2019, by and among JPMorgan Chase Bank, National Association, as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder, Initial Note A-1-3 and Initial Note B-1-1 Holder, and Goldman Sachs Bank USA, as Initial Note A-1-4 Holder and Initial Note B-1-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of November 1, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Citi Real Estate Funding Inc., as Initial Note A-3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of September 30, 2019, by and among Wells Fargo Bank, National Association, as Initial Note Holder of Note A-1-1, Note A-2-1, Note A-2-2, Note A-2-3 and Note B-1-1, Bank of America, N.A., as Initial Note Holder of Note A-1-2, Note A-2-4, Note A-2-5 and Note B-1-2 and Goldman Sachs Bank USA, as Initial Note Holder of Note A-1-3, Note A-2-6, Note A-2-7 and Note B-1-3 (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of  November 12, 2019, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder and Citi Real Estate Funding Inc., as Initial Note A-2 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.17         Agreement Between Noteholders, dated as of November 12, 2019, by and among Goldman Sachs Bank USA, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of August 20, 2019, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, DBR Investments Co. Limited, as Note A-2 Holder, DBR Investments Co. Limited, as Note A-3 Holder, DBR Investments Co. Limited, as Note A-4 Holder, DBR Investments Co. Limited, as Note A-5 Holder and DBR Investments Co. Limited, as Note A-6 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

4.19         Amended and Restated Agreement Between Noteholders, dated as of November 8, 2019, by and among Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Citigroup Commercial Mortgage Trust 2019-GC41, Commercial Mortgage Pass-Through Certificates, Series 2019-GC41, as Note A-1 Holder, Wells Fargo Bank, National Association, as Trustee, for the benefit of the Registered Holders of GS Mortgage Securities Trust 2019-GC42, Commercial Mortgage Pass-Through Certificates, Series 2019-GC42, as Note A-2 Holder and Goldman Sachs Bank USA, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 12, 2019 under Commission File No. 333-226943-05 and incorporated by reference herein).

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

33.58       Wells Fargo Bank, National Association, as Trustee of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the Wind Creek Leased Fee Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Wind Creek Leased Fee Mortgage Loan (see Exhibit 33.5)

33.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.62       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan prior to March 1, 2025

33.63       Trimont LLC, as Primary Servicer of the Midtown Center Mortgage Loan on and after March 1, 2025

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

33.65       Wilmington Trust, National Association, as Trustee of the Midtown Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Midtown Center Mortgage Loan (see Exhibit 33.4)

33.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midtown Center Mortgage Loan

33.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.69       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 33.62)

33.70       Trimont LLC, as Primary Servicer of the Century Plaza Towers Mortgage Loan on and after March 1, 2025 (see Exhibit 33.63)

33.71       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 33.9)

33.72       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 33.4)

33.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 33.67)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 33.1)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan prior to June 17, 2025 (see Exhibit 33.1)

33.78       K-Star Asset Management LLC, as Special Servicer of the 225 Bush Mortgage Loan on and after June 17, 2025 (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 33.4)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Essex Site 2 Mortgage Loan (see Exhibit 33.1)

33.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Essex Site 2 Mortgage Loan (see Exhibit 33.1)

33.85       Wells Fargo Bank, National Association, as Trustee of The Essex Site 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of The Essex Site 2 Mortgage Loan (see Exhibit 33.4)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of The Essex Site 2 Mortgage Loan (see Exhibit 33.81)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.58       Wells Fargo Bank, National Association, as Trustee of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the Wind Creek Leased Fee Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Wind Creek Leased Fee Mortgage Loan (see Exhibit 34.5)

34.61       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.62       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan prior to March 1, 2025

34.63       Trimont LLC, as Primary Servicer of the Midtown Center Mortgage Loan on and after March 1, 2025

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

34.65       Wilmington Trust, National Association, as Trustee of the Midtown Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Midtown Center Mortgage Loan (see Exhibit 34.4)

34.67       CoreLogic Solutions, LLC, as Servicing Function Participant of the Midtown Center Mortgage Loan

34.68       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.69       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 34.62)

34.70       Trimont LLC, as Primary Servicer of the Century Plaza Towers Mortgage Loan on and after March 1, 2025 (see Exhibit 34.63)

34.71       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 34.9)

34.72       Wilmington Trust, National Association, as Trustee of the Century Plaza Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Century Plaza Towers Mortgage Loan (see Exhibit 34.4)

34.74       CoreLogic Solutions, LLC, as Servicing Function Participant of the Century Plaza Towers Mortgage Loan (see Exhibit 34.67)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 34.1)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan prior to June 17, 2025 (see Exhibit 34.1)

34.78       K-Star Asset Management LLC, as Special Servicer of the 225 Bush Mortgage Loan on and after June 17, 2025 (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Trustee of the 225 Bush Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       Wells Fargo Bank, National Association, as Custodian of the 225 Bush Mortgage Loan (see Exhibit 34.4)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the 225 Bush Mortgage Loan

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Essex Site 2 Mortgage Loan (see Exhibit 34.1)

34.84       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Essex Site 2 Mortgage Loan (see Exhibit 34.1)

34.85       Wells Fargo Bank, National Association, as Trustee of The Essex Site 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of The Essex Site 2 Mortgage Loan (see Exhibit 34.4)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of The Essex Site 2 Mortgage Loan (see Exhibit 34.81)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.22       LNR Partners, LLC, as Special Servicer of the Wind Creek Leased Fee Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Midtown Center Mortgage Loan prior to March 1, 2025

35.24       Trimont LLC, as Primary Servicer of the Midtown Center Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.25       CWCapital Asset Management LLC, as Special Servicer of the Midtown Center Mortgage Loan (see Exhibit 35.6)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the Century Plaza Towers Mortgage Loan prior to March 1, 2025 (see Exhibit 35.23)

35.27       Trimont LLC, as Primary Servicer of the Century Plaza Towers Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.28       CWCapital Asset Management LLC, as Special Servicer of the Century Plaza Towers Mortgage Loan (see Exhibit 35.6)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 225 Bush Mortgage Loan (see Exhibit 35.1)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 225 Bush Mortgage Loan prior to June 17, 2025 (see Exhibit 35.1)

35.31       K-Star Asset Management LLC, as Special Servicer of the 225 Bush Mortgage Loan on and after June 17, 2025 (Omitted. See Explanatory Notes.)

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

Date: March 20, 2026

/s/ Matt Smith

Matt Smith, Director

Date: March 20, 2026